Form 10-Q
period 2015-03-31
Summer Valley Acquisition Corp
filed 2015-05-20
CIK 1610795

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2015

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

                          25129 The Old Road, Suite 207
                        Stevenson Ranch, California 91381
          (Address of principal executive offices)  (zip code)

                              661-259-4786
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                             May 20, 2015

Common Stock, par value $0.0001               3,500,000

Documents incorporated by reference:            None

______________________________________________________________


                      UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements               2-4

Notes to Unaudited Condensed Financial Statements      5-7

______________________________________________________________________

                   SUMMER VALLEY ACQUISITION CORPORATION
                       CONDENSED BALANCE SHEETS

  ASSETS
  ------                                      March 31,       December 31,
					        2015             2014
                                             -----------      -----------
                                             (unaudited)        (audited)
  Current assests

      Total assets                           $        -        $      -

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities

       Total liabilities                      $        -        $      -
                                               ----------       ----------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of March 31,
    2015                                               -              -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 3,500,000 and 20,000,000
    shares issued and outstanding as of
    March 31, 2015 and December 31, 2014,
    respectively                                      350            2,000

    Discount on Common Stock                         (350)          (2,000)

    Additional paid-in capital                        707              707

  Accumulated deficit                                (707)            (707)
                                                ------------      _________
      Total stockholders' deficit                         -             -
                                                ------------      _________
      Total liabilities and stockholders'
         deficit                                $         -        $    -
                                                ============      ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                    SUMMER VALLEY ACQUISITION CORPORATION
                 UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                               For the three months
                                               ended March 31, 2015
                                                -----------------
    Revenue                                      $            -

    Cost of revenue                                           -
                                                  -----------------
    Gross profit                                              -

    Operating expenses                                        -
                                                  -----------------
    Operating loss                                            -

    Loss before income taxes                                  -
                                                 ==================
    Income tax expense                                        -

    Net loss                                     $            -
                                                 ==================

    Loss per share - basic and diluted           $        (0.00)
                                                 ==================

    Weighted average shares-basic and diluted          18,500,000
                                                 ------------------



The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     SUMMER VALLEY ACQUISITION CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                       For the three
                                                       months ended
                                                       March 31, 2015
                                                       --------------
 OPERATING ACTIVITIES

   Net loss                                            $          -
                                                       -------------

   Non-cash adjustments to reconcile net loss to
     net cash:
      Changes in Operating Assets and Liabilities:

            Net cash (used in) operating activities               -
                                                       -------------
 FINANCING ACTIVITIES

       Net cash provided by financing activities                  -
                                                       -------------
   Net increase in cash                                           -

   Cash, beginning of period                                      -
                                                       -------------
   Cash, end of period                                 $          -
                                                       =============


The accompanying notes are an integral part of these unaudited condensed financial statements.

--------------------------------------------------------------------
                 SUMMER VALLEY ACQUISITION CORPORATION
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Summer Valley Acquisition Corporation ("Summer Valley" or "the Company") was incorporated on May 20, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development
Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company chose December 31 as its fiscal year end.

USE OF ESTIMATES

The preparation of condensed financial statements (unaudited) in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31.
2015

______________________________________________________________________

                 SUMMER VALLEY ACQUISITION CORPORATION
          Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the condensed financial statements (unaudited) on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the condensed financial statements (unaudited) on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended March 31, 2015.

The Company had an accumulated deficit of $707 as of March 31, 2015.
The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                 SUMMER VALLEY ACQUISITION CORPORATION
                Notes to Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In August, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact of the adoption of ASU No. 2014-15 on our financial statements and disclosures.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity
(DSE) in its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception. We do not believe the adoption of ASU No. 2014-10 will have significant impact on our financial statements and disclosures.

NOTE 4   STOCKHOLDERS' DEFICIT

On May 20, 2014 the Company issued 20,000,000 founders common stock to two directors and officers of which 19,500,000 were redeemed, pro rata, on March 24, 2015.

On March 24, 2015, the Company issued 3,000,000 shares of common stock to Andrew Yakub.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2015, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

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

     As of March 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $707 and a deficit of $707.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On May 20, 2014, the Company issued the following shares of its common stock:

Name               Number of Shares

James Cassidy         10,000,000
James McKillop        10,000,000

Of the above issued 20,000,000 shares 19,500,000 were redeemed pro rata.

On March 24, 2015, the Company issued 3,000,000 shares of common stock to Andrew Yakub, the Company's sole officer and director.

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

                            SUMMER VALLEY ACQUISITION CORPORATION


                            By:   /s/ Andrew Yakub
                                  President, Principal Executive Officer
				  Principal Financial Officer

Dated:   May 20, 2015